Form 10QSB
period 1995-09-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 1 LP
filed 1995-11-13
CIK 842832

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from...............to...............

                         Commission file number 0-17561

                ENEX OIL & GAS INCOME PROGRAM IV - SERIES 1, L.P.
        (Exact name of small business issuer as specified in its charter)

                              New Jersey 76-0251419
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                         Suite 200, Three Kingwood Place
                              Kingwood, Texas 77339
                    (Address of principal executive offices)


                           Issuer's telephone number:
                                 (713) 358-8401


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


                                    Yes x No

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 1, L.P.
BALANCE SHEET
--------------------------------------------------------------------------------

                                                                   September 30,
ASSETS                                                                 1995
                                                                   -------------
                                                                     (Unaudited)
CURRENT ASSETS:

  Accounts receivable - oil & gas sales ........................      $   25,774
  Other current assets .........................................           1,111
                                                                      ----------

Total current assets ...........................................          26,885
                                                                      ----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities ........       3,286,745
  Less  accumulated depreciation and depletion .................       2,939,352
                                                                      ----------

Property, net ..................................................         347,393
                                                                      ----------


TOTAL ..........................................................      $  374,278
                                                                      ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable ............................................      $    5,610
   Payable to general partner ..................................          44,619
                                                                      ----------

Total current liabilities ......................................          50,229
                                                                      ----------

NONCURRENT PAYABLE TO
   GENERAL PARTNER .............................................          89,238
                                                                      ----------

PARTNERS' CAPITAL:
   Limited partners ............................................         193,950
   General partner .............................................          40,861
                                                                      ----------

Total partners' capital ........................................         234,811
                                                                      ----------

TOTAL ..........................................................      $  374,278
                                                                      ==========



See accompanying notes to financial statements.
--------------------------------------------------------------------------------


ENEX OIL & GAS INCOME PROGRAM IV - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------


(UNAUDITED)                           QUARTER ENDED             NINE MONTHS ENDED
                               --------------------------- ---------------------------

                               September 30, September 30, September 30, September 30,
                                   1995          1994          1995          1994
                               ------------- ------------- ------------- -------------

REVENUES:
  Oil and gas sales ..........    $  43,216    $   62,283   $  142,538    $ 210,853
                                  ----------   ----------    ----------   ----------

EXPENSES:
  Depreciation and depletion .       30,021        33,883       88,361      108,535
  Lease operating expenses ...       19,861        13,420       77,278       73,888
  Production taxes ...........        2,505         3,650        8,546       10,397
  General and administrative .        8,008         6,142       33,685       24,561
                                  ----------   ----------    ----------   ----------

Total expenses ...............       60,395        57,095      207,870      217,381
                                  ----------   ----------    ----------   ----------

NET INCOME (LOSS) ............    $ (17,179)   $    5,188   $  (65,332)   $  (6,528)
                                  ==========   ==========    ==========   ==========






See accompanying notes to financial statements.
------------------------------------------------------------------------------------


ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

(UNAUDITED)
                                                     NINE MONTHS ENDED
                                                  ----------------------------

                                                  September 30,  September 30,
                                                      1995           1994
                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) .......................................   $(65,332)   $ (6,528)
                                                     ---------   ---------

Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
  Depreciation and depletion .....................     88,361     108,535
(Increase) decrease in:
  Accounts receivable - oil & gas sales ..........       (869)      9,737
  Other current assets ...........................       (620)     (1,234)
Increase (decrease) in:
   Accounts payable ..............................     (8,015)    (13,228)
   Payable to general partner ....................     (2,699)      1,885
                                                      ---------  ---------

Total adjustments ................................     76,158     105,695
                                                      ---------  ---------

Net cash provided by operating activities ........     10,826      99,167
                                                      ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs .......     (2,785)       (878)
                                                      ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions ............................     (9,070)    (94,296)
                                                      ---------   --------

NET INCREASE (DECREASE) IN CASH ..................     (1,029)      3,993

CASH AT BEGINNING OF YEAR ........................      1,029      14,394
                                                      ---------   --------

CASH AT END OF PERIOD ............................   $   --        18,387
                                                     =========    ========



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 1, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

Item 2.  Management's Discussion and Analysis or Plan of Operations.


Third Quarter 1995 Compared to Third Quarter 1994

Oil and gas sales for the third quarter decreased from $62,283 in 1994 to $43,216 in 1995. This represents a decrease of $19,067 (31%). Oil sales decreased by $1,804 (8%). A 6% decrease in the average oil sales price reduced sales by $1,319. A 2% decrease in oil production reduced sales by an additional $485. Gas sales decreased by $17,263 (44%). A 5% decrease in the average gas sales price reduced sales by $1,078. A 42% decrease in gas production reduced sales by an additional $16,185. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in gas production was primarily due to natural production declines which were especially pronounced on the Barnes Estate acquisition. The slight decrease in oil production results from natural production declines, partially offset by higher production from the Credo acquisition which successfully completed a workover in the first quarter of 1995.

Lease operating expenses increased from $13,420 in 1994 to $19,861 in 1995. The increase of $6,441 (48%) is primarily due to the payment of a litigation settlement to resolve a property dispute on the Barnes Estate acquisition in the third quarter of 1995.

Depreciation and depletion expense decreased from $33,883 in the third quarter of 1994 to $30,021 in the third quarter of 1995. This represents a decrease of $3,862 (11%). The changes in production, noted above, reduced depreciation and depletion expense by $10,636. This decrease was partially offset by a 29% increase in the depletion rate. The rate increase is primarily due to a downward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses increased from $6,142 in 1994 to $8,008 in 1995. This increase of $1,866 is primarily due to $3,293 of legal costs incurred in the third quarter of 1995 for a property interest dispute on the Barnes Estate acquisition.

First Nine Months in 1995 Compared to First Nine Months in 1994

Oil and gas sales for the first nine months decreased from $210,853 in 1994 to $142,538 in 1995. This represents a decrease of $68,315 (32%). Oil sales decreased by $4,879 (7%). A 14% decrease in oil production reduced sales by $10,288. This decrease was partially offset by a 9% increase in the average oil sales price. Gas sales decreased by $63,436 (46%). A 17% decrease in the average gas sales price reduced sales by $15,243. A 32% decrease in gas production reduced sales by an additional $31,450. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in gas production was primarily due to natural production declines which were especially pronounced on the Barnes Estate acquisition. The decrease in oil production results from natural production declines and the shut-in of production from the Credo acquisition to perform a workover which was successfully completed in the first quarter of 1995.

Lease operating expenses for the first nine months increased from $73,888 in 1994 to $77,278 in 1995. The increase of $3,390 (5%) is primarily due to costs incurred on the Credo acquisition to repair a casing leak in the first quarter of 1995 and the payment of a litigation settlement to resolve a property dis-pute on the Barnes Estate acquisition, partially offset by the declines in production, noted above.

Depreciation and depletion expense decreased from $108,535 in the first nine months of 1994 to $88,361 in the first nine months of 1995. This represents a decrease of $20,174 (19%). The changes in production, noted above, reduced depreciation and depletion expense by $31,607. This decrease was partially offset by a 15% increase in the depletion rate. This rate increase is primarily due to downward revisions of the oil and gas reserves at December 31, 1994.

General and administrative expenses increased from $24,561 in 1994 to $33,685 in 1995. This increase of $9,124 (37%) is primarily due to $15,770 of legal costs incurred in 1995 for a property interest dispute on the Barnes Estate acquisition, partially offset by lower costs allocated by the general partner in 1995.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production after the repayment of its debt obligations. Accordingly, the changes in cash flow from 1995 to 1994 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient net revenues are accumulated.

As of September 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                           PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings.

                   None

         Item 2.   Changes in Securities.

                   None

         Item 3.   Defaults Upon Senior Securities.

                   Not Applicable

         Item 4.   Submission of Matters to a Vote of Security Holders.

                   Not Applicable

         Item 5.   Other Information.

                   Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a)  There are no exhibits to this report.

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     ENEX OIL & GAS INCOME
                                                   PROGRAM IV - SERIES 1, L.P.
                                                   ---------------------------
                                                          (Registrant)


                                                  By: ENEX RESOURCES CORPORATION
                                                      --------------------------
                                                          General Partner



                                                   By: /s/ R. E. Densford
                                                      --------------------
                                                           R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                           Officer




November  11, 1995                                 By: /s/ James A. Klein
                                                      -------------------
                                                           James A. Klein
                                                        Controller and Chief
                                                         Accounting Officer