Form 10QSB
period 1996-03-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 1 LP
filed 1996-05-14
CIK 842832

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

           [ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 0-17561

               ENEX OIL & GAS INCOME PROGRAM IV - SERIES 1, L.P.
       (Exact name of small business issuer as specified in its charter)

                   New Jersey                          76-0251419
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        Suite 200, Three Kingwood Place
                            Kingwood, Texas  77339
                   (Address of principal executive offices)

                   Issuer's telephone number  (713) 358-8401


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
BALANCE SHEET
- ------------------------------------------------------------------------------

                                                                  March 31,
ASSETS                                                              1996
                                                                --------------
(Unaudited)
CURRENT ASSETS:
  Cash                                                          $         408
  Accounts receivable - oil & gas sales                                33,328
  Other current assets                                                  1,150
                                                                --------------

Total current assets                                                   34,886
                                                                --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             1,594,551
  Less  accumulated depreciation and depletion                      1,573,108
                                                                --------------

Property, net                                                          21,443
                                                                --------------


TOTAL                                                           $      56,329
                                                                ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                             $       3,803
   Payable to general partner                                          22,769
                                                                --------------

Total current liabilities                                              26,572
                                                                --------------

NONCURRENT PAYABLE TO
   GENERAL PARTNER                                                     45,538
                                                                --------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                   (61,097)
   General partner                                                     45,316
                                                                --------------

Total partners' capital (deficit)                                     (15,781)
                                                                --------------

TOTAL                                                           $      56,329
                                                                ==============




See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------------


(UNAUDITED)                                     THREE MONTHS ENDED
                                        -------------------------------

                                          MARCH 31,         MARCH 31,
                                            1996             1995
                                        -------------    --------------

REVENUES:
  Oil and gas sales                     $     60,047      $     49,614
                                        -------------    --------------

EXPENSES:
  Depreciation and depletion                   7,598            26,041
  Impairment of property                     254,366                 -
  Lease operating expenses                    18,510            27,431
  Production taxes                             3,436             3,082
  General and administrative                   6,799             6,621
                                        -------------    --------------

Total expenses                               290,709            63,175
                                        -------------    --------------

LOSS FROM OPERATIONS                        (230,662)          (13,561)
                                        -------------    --------------

OTHER INCOME:
  Gain on sale of property                     2,229                 -
                                        -------------    --------------

NET LOSS                                $   (228,433)     $   (13,561)
                                        =============    ==============




See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                    THREE MONTHS ENDED

                                                  MARCH 31,          MARCH 31,
                                                    1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                               $ (228,433)        $  (13,561)

Adjustments to reconcile net (loss) to net
 cash provided by operating activities:
  Depreciation and depletion                         7,598             26,041
  Impairment of property                           254,366                  -
  Gain on sale of property                          (2,229)                 -
(Increase) in:
  Accounts receivable - oil & gas sales            (12,483)            (1,195)
  Other current assets                                 (39)              (523)
Increase (decrease) in:
   Accounts payable                                 (5,044)            (2,840)
   Payable to general partner                      (50,488)             6,196

Total adjustments                                  191,681             27,679

Net cash provided (used) by operating activities   (36,752)            14,118

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                  35,700                  -
    Property (additions) credits - development costs   706             (1,910)

Net cash provided (used) by investing activities    36,406             (1,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                    -             (9,069)

NET INCREASE (DECREASE) IN CASH                       (346)             3,139

CASH AT BEGINNING OF YEAR                              754              1,029

CASH AT END OF PERIOD                             $    408          $   4,168








See accompanying notes to financial statements.

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 1, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $254,366 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2Management's Discussion and Analysis or Plan of Operation.

First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter increased from $49,614 in 1995 to $60,047 in 1996. This represents a decrease of $10,433 (21%). Oil sales increased by $5,284 or 28%. A 16% increase in oil production caused sales to increase by $3,056. A 10% increase in the average oil sales price increased sales by an additional $2,228. Gas sales increased by $5,149 or 17%. A 6% increase in gas production increased sales by $1,878. A 10% increase in average gas prices increased sales by an additional $3,271. The increase in oil production was primarily the result of a partial shut-in of production, in the first quarter of 1995, from the Credo acquisition to repair a casing leak. The increase in gas production was primarily due to higher production from the Barnes Estate acquisition due to increased demand during the quarter.The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $27,431 in the first quarter of 1995 to $18,510 in the first quarter of 1996. The decrease of $8,921 (33%) is primarily due to workover costs incurred in 1995 on the Credo acquisition to repair a casing leak.

Depreciation and depletion expense decreased from $26,041 in the first quarter of 1995 to $7,598 in the first quarter of 1995. This represents a decrease of $18,443 (71%). A 73% decrease in the depletion rate reduced depreciation and depletion expense by $20,763. This decrease was partially offset by the increases in production, noted above. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $254,366 impairment of property in the first quarter of 1996.

Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $35,700. The Company recognized a gain of $2,229 on the sale.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $254,366 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

General and administrative expenses increased from $6,621 in the first quarter of 1995 to $6,799 in the first quarter of 1996. This increase of $178 (3%) is primarily due to $2,144 higher direct expenses incurred by the Company in 1996, partially offset by less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production after the repayment of its debt obligations. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

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

As of March 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                  (b) The  Company  filed  no  reports  on Form  8-K
                      during the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                     PROGRAM IV - 1, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer





May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer