Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 1 LP
filed 1996-08-14
CIK 842832

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

Transitional Small Business Disclosure Format (Check one):

                            Yes        No x

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 1, L.P.
BALANCE SHEET
- ----------------------------------------------------------------------------

                                                                   JUNE 30,
ASSETS                                                              1996
                                                               -------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                         $       5,050
  Accounts receivable - oil & gas sales                               15,276
  Other current assets                                                 1,297
                                                               --------------

Total current assets                                                  21,623
                                                               --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities            1,593,885
  Less  accumulated depreciation and depletion                     1,570,757
                                                               --------------

Property, net                                                         23,128
                                                               --------------


TOTAL                                                          $      44,751
                                                               ==============

LIABILITIES AND PARTNERS' CAPITAL (Deficit)

CURRENT LIABILITIES:
   Accounts payable                                            $       2,983
   Payable to general partner                                         19,361
                                                               --------------

Total current liabilities                                             22,344
                                                               --------------

NONCURRENT PAYABLE TO
   GENERAL PARTNER                                                    38,723
                                                               --------------

PARTNERS' CAPITAL ((Deficit):
   Limited partners                                                  (61,343)
   General partner                                                    45,027
                                                               --------------

Total partners' (deficit)                                             (16,316)
                                                               --------------

TOTAL                                                          $      44,751
                                                               ==============




See accompanying notes to financial statements.
- -----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
- -----------------------------------------------------------------------------------------------------------------


(UNAUDITED)                                     QUARTER ENDED                           SIX MONTHS ENDED
                                   ------------------------------------    --------------------------------------

                                       JUNE 30,              JUNE 30,             JUNE 30,             JUNE 30,
                                         1996                  1995                 1996                 1995
                                   ---------------    -----------------    -----------------    -----------------

REVENUES:
  Oil and gas sales                  $     11,068     $         49,708     $         71,115     $         99,322
                                   ---------------    -----------------    -----------------    -----------------

EXPENSES:
  Depreciation and depletion               (2,351)              32,299                5,247               58,340
  Impairment of property                        -                    -              254,366                    -
  Lease operating expenses                  7,361               29,986               25,871               57,417
  Production taxes                            575                2,959                4,011                6,041
  General and administrative                6,018               19,056               12,817               25,677
                                   ---------------    -----------------    -----------------    -----------------

Total expenses                             11,603               84,300              302,312              147,475
                                   ---------------    -----------------    -----------------    -----------------

LOSS FROM OPERATIONS                         (535)             (34,592)            (231,197)             (48,153)
                                   ---------------    -----------------    -----------------    -----------------

OTHER INCOME:
  Gain on sale of property                      -                    -                2,229                    -
                                   ---------------    -----------------    -----------------    -----------------

NET LOSS                            $        (535)    $        (34,592)    $       (228,968)    $        (48,153)
                                   ===============    =================    =================    =================




See accompanying notes to financial statements.
- -----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                SIX MONTHS ENDED

                                            JUNE 30,                JUNE 30,
                                              1996                    1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                              $   (228,968)           $   (48,153)

Adjustments to reconcile net (loss)
 to net cash provided by operating
   activities:
  Depreciation and depletion                   5,247                 58,340
  Impairment of property                     254,366                     -
  Gain on sale of property                    (2,229)                    -
(Increase) decrease in:
  Accounts receivable - oil & gas sales        5,569                 (2,731)
  Other current assets                          (186)                  (568)
Increase (decrease) in:
   Accounts payable                           (5,864)                 4,267
   Payable to affiliated partnership               -                    592
   Payable to general partner                (60,711)                 1,589

Total adjustments                            196,192                 61,489

Net cash provided by operating activities    (32,776)                13,336

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property            35,700                     -
    Property (additions) credits
     - development costs                       1,372                 (2,845)

Net cash provided (used) by investing
  activities                                  37,072                 (2,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           -                     (9,071)

NET INCREASE IN CASH                           4,296                   1,420

CASH AT BEGINNING OF YEAR                        754                   1,029

CASH AT END OF PERIOD                      $   5,050               $   2,449





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

2.) On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter decreased to $11,068 in 1996 from $49,708 in 1995. This represents a decrease of $38,640 (78%). Oil sales decreased by $28,538 (100%). There was no oil production in the second quarter of 1996 due to the Credo acquisition being sold, effective February 1, 1996. Gas sales decreased by $10,102 (47%). A 59% decrease in gas production reduced sales by $12,694. This decrease was partially offset by a 29% increase in the average gas sales price. The increase in the average gas sales price corresponds with changes in the overall market for the sale of gas. The decrease in gas production was primarily due to the sale of the Credo acquisition in the first quarter of 1996, coupled with natural production declines which were especially pronounced on the Barnes Estate acquisition.

Lease operating expenses decreased to $7,361 in the second quarter of 1996 to $29,986 in the second quarter of 1995. The decrease of $22,625 (75%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to a negative $2,351 in the second quarter of 1996 from $32,299 in the second quarter of 1995. This represents a decrease of $34,650 (107%). The negative amount for the second quarter of 1996 is due to the reversal of an accrual of sales from the Credo acquisition, the sale of which was closed in April, 1996, but was effective February 1, 1996. The changes in production, noted above, reduced depreciation and depletion expense by $24,601. A 131% decrease in the depletion rate reduced the expense by an additional $10,049. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $254,366 property impairment in the first quarter of 1996.

General and administrative expenses decreased to $6,018 in the second quarter of 1996 from $19,056 in the second quarter of 1995. This decrease of $13,038 is primarily due to $7,959 of legal costs incurred in the second quarter of 1995 for a property interest dispute on the Barnes Estate acquisition, coupled with less staff time being required to manage the Company's operations in 1996.

First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months decreased to $71,115 in 1996 from $99,322 in 1995. This represents a decrease of $28,207 (28%). Oil sales decreased by $23,254 (50%). A 54% decrease in oil production reduced sales by $25,332. This decrease was partially offset by a 10% increase in the average oil sales price. Gas sales decreased by $4,953 (9%). A 24% decrease in gas production reduced sales by $12,521. This decrease was partially offset by a 19% increase in the average gas sales price. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil and gas production was primarily due to the sale of the Credo acquisition in the first quarter of 1996, coupled with natural production declines, which were especially pronounced on the Barnes Estate acquisition.

Lease operating expenses for the first six months decreased to $25,871 in 1996 from $57,417 in 1995. The decrease of $31,546 (55%) is primarily due to the declines in production, noted above, coupled with costs incurred on the Credo acquisition to repair a casing leak in 1995.

Depreciation and depletion expense decreased to $5,247 in the first six months of 1996 from $58,340 in the first six months of 1995. This represents a decrease of $53,093 (91%). The changes in production, noted above, reduced depreciation and depletion expense by $19,789. An 86% decrease in the depletion rate reduced depreciation and depletion expense by an additional $33,304. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $254,366 impairment of property in the first quarter of 1996.

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

General and administrative expenses decreased to $12,817 in the first six months of 1996 from $25,677 in 1995. This decrease of $13,060 (51%) is primarily due to $7,959 of legal costs incurred in the second quarter of 1995 for a property interest dispute on the Barnes Estate acquisition, coupled with less staff time required to manage the Company's operations in 1996.

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

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient net revenues are accumulated.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

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


                                               ENEX OIL & GAS INCOME
                                           PROGRAM IV - SERIES 1, L.P.
                                                   (Registrant)



                                           By:ENEX RESOURCES CORPORATION
                                                  General Partner



                                           By: /s/ R. E. Densford
                                                   R. E. Densford
                                             Vice President, Secretary
                                           Treasurer and Chief Financial
                                                      Officer




August 13, 1996                            By: /s/ James A. Klein
                                              -------------------
                                                    James A. Klein
                                                Controller and Chief
                                                 Accounting Officer