Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 1 LP
filed 1996-11-14
CIK 842832

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


          [X] QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                              September 30,
ASSETS                                                            1996
                                                          -------------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                    $          1,307
  Accounts receivable - oil & gas sales                              16,343
  Other current assets                                                1,297
                                                           -----------------

Total current assets                                                 18,947
                                                           -----------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities           1,566,300
  Less  accumulated depreciation and depletion                    1,544,921
                                                           -----------------

Property, net                                                        21,379
                                                           -----------------


TOTAL                                                      $         40,326
                                                           =================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                        $          1,547
   Payable to general partner                                        46,464
                                                           -----------------

Total current liabilities                                            48,011
                                                           -----------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                 (53,788)
   General partner                                                   46,103
                                                           -----------------

Total partners' capital                                              (7,685)
                                                           -----------------

TOTAL                                                      $         40,326
                                                           =================

Number of $500 Limited Partner units outstanding                      6,472


See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------


(UNAUDITED)                             QUARTER ENDED                          NINE MONTHS ENDED
                                    -------------------------------------    ----------------------------------------

                                     September 30,        September 30,        September 30,         September 30,
                                         1996                  1995                 1996                  1995
                                    ----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales                  $       35,575     $         43,216     $        106,690     $          142,538
                                    ----------------    -----------------    -----------------    -------------------

EXPENSES:
  Depreciation and depletion                  2,117               30,021                7,364                 88,361
  Impairment of property                          -                    -              254,366                      -
  Lease operating expenses                    9,372               19,861               35,243                 77,278
  Production taxes                            1,955                2,505                5,966                  8,546
  General and administrative                  4,914                8,008               17,731                 33,685
                                    ----------------    -----------------    -----------------    -------------------

Total expenses                               18,358               60,395              320,670                207,870
                                    ----------------    -----------------    -----------------    -------------------

INCOME (LOSS) FROM OPERATIONS                17,217              (17,179)            (213,980)               (65,332)
                                    ----------------    -----------------    -----------------    -------------------

OTHER INCOME:
  Gain on sale of property                      680                    -                2,909                      -
                                    ----------------    -----------------    -----------------    -------------------

NET INCOME (LOSS)                    $       17,897     $        (17,179)    $       (211,071)    $          (65,332)
                                    ================    =================    =================    ===================


See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------

(UNAUDITED)
                                                                    NINE MONTHS ENDED
                                                      --------------------------------------------

                                                         September 30,            September 30,
                                                              1996                    1995
                                                      -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                            $         (211,071)       $         (65,332)
                                                      -------------------      -------------------

Adjustments to reconcile net(loss) to net cash
 provided (used) by operating activities:
  Depreciation and depletion                                       7,364                   88,361
  Impairment of property                                         254,366                        -
  Gain from sale of property                                      (2,909)                       -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                            4,502                     (869)
  Other current assets                                              (186)                    (620)
(Decrease) in:
   Accounts payable                                               (7,300)                  (8,015)
   Payable to general partner                                    (72,331)                  (2,699)
                                                      -------------------      -------------------

Total adjustments                                                183,506                   76,158
                                                      -------------------      -------------------

Net cash provided (used) by operating activities                 (27,565)                  10,826
                                                      -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                                36,658                        -
    Property (additions) credits - development costs                 727                   (2,785)
                                                      -------------------      -------------------

Net cash provided (used) by investing activities                  37,385                   (2,785)
                                                      -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                             (9,267)                  (9,070)
                                                      -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                      553                   (1,029)

CASH AT BEGINNING OF YEAR                                            754                    1,029
                                                      -------------------      -------------------

CASH AT END OF PERIOD                                 $            1,307         $              -
                                                      ===================      ===================


See accompanying notes to financial statements.
--------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 1, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidationThe terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

3. Effective August 1, 1996 the company sold its interest in the Spider Lake 3-2 well for $758. The Company recognized a gain of $680 from the sale.

4. A cash distribution was made to the limited partners of the Company in the amount of $6,977, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

5. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $254,366 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter decreased to $35,575 in 1996 from $49,216 in 1995. This represents a decrease of $13,641 (28%). Oil sales decreased by $16,066 (48%). A 58% decrease in oil production reduced sales by $18,375. This decrease was partially offset by a 26% increase in the average oil sales price. Gas sales increased by $2,425 (11%). A 31% increase in the average gas sales price increased sales by $5,616. This increase was partially offset by a 15% decrease in gas production. The increases in the average gas sales prices correspond with changes in the overall market for the sale of oil and gas. The decreases in oil and gas production were primarily due to the sale of the Credo acquisition in the first quarter of 1996, coupled with natural production declines.

Lease operating expenses decreased to $9,372 in the third quarter of 1996 from $19,861 in the third quarter of 1995. The decrease of $10,489 (53%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $2,117 in the third quarter of 1996 from $30,021 in the third quarter of 1995. This represents a decrease of $27,904 (93%). The changes in production, noted above, reduced depreciation and depletion expense by $9,122. A 90% decrease in the depletion rate reduced the expense by an additional $18,782. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $254,366 property impairment in the first quarter of 1996.

Effective August 1, 1996 the Company sold its interest in the Spider Lake 3-2 for $758. The Company recognized a gain of $680 from the sale.

General and administrative expenses decreased to $4,914 in the third quarter of 1996 from $8,008 in the third quarter of 1995. This decrease of $3,094 (39%) is primarily due to less staff time being required to manage the Company's operations in 1996.

First Nine Months in 1995 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months decreased to $106,690 in 1996 from $142,538 in 1995. This represents a decrease of $35,848 (25%). Oil sales decreased by $33,255 (49%). A 56% decrease in oil production reduced sales by $37,848. This decrease was partially offset by a 14% increase in the average oil sales price. Gas sales decreased by $2,593 (4%). A 21% decrease in gas production reduced sales by $15,704. This decrease was partially offset by a 22% increase in the average gas sales price. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decreases in oil and gas production were primarily due to the sale of the Credo acquisition in the first quarter of 1996, coupled with natural production declines, which were especially pronounced on the Barnes Estate acquisition.

Lease operating expenses for the first nine months decreased to $35,243 in 1996 from $77,278 in 1995. The decrease of $42,035 (54%) is primarily due to the declines in production, noted above, coupled with costs incurred on the Credo acquisition to repair a casing leak in 1995.

Depreciation and depletion expense decreased to $7,364 in the first nine months of 1996 from $88,361 in the first nine months of 1995. This represents a decrease of $80,997 (92%). The changes in production, noted above, reduced depreciation and depletion expense by $29,239. An 88% decrease in the depletion rate reduced depreciation and depletion expense by an additional $51,758. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $254,366 impairment of property in the first quarter of 1996.

Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $35,700. The Company recognized a gain of $2,229 on the sale. Effective August 1, 1996 the Company sold its interest in the Spider Lake 3-2 for $758. The Company recognized a gain of $680 from the sale.

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

General and administrative expenses decreased to $17,731 in the first nine months of 1996 from $33,685 in 1995. This decrease of $15,954 (47%) is primarily due to $7,959 of legal costs incurred in the second quarter of 1995 for a property interest dispute on the Barnes Estate acquisition, coupled with less staff time required to manage the Company's operations in 1996.

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

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Based on the December 31, 1995 reserve report prepared by Gruy, there appears to be sufficient future net revenues to pay all obligations and expenses. The General Partner does not intend to accelerate the repayment of the debt beyond the Company's cash flow provided by operating activities. The Company did make a distribution of $6,977 July 31, 1996. Future periodic distributions will be made once sufficient net revenues are accumulated.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidationThe terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                              ENEX OIL & GAS INCOME
                                          PROGRAM IV - SERIES 1, L.P.
                                                  (Registrant)



                                          By:ENEX RESOURCES CORPORATION
                                                 General Partner



                                          By: /s/ R. E. Densford
                                                  R. E. Densford
                                            Vice President, Secretary
                                          Treasurer and Chief Financial
                                                     Officer




November 13, 1996                         By: /s/ James A. Klein
                                                   James A. Klein
                                               Controller and Chief
                                                Accounting Officer