Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 1 LP
filed 1997-01-08
CIK 842832

--------------------------------------------------------------------


--------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                  AMENDMENT III


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



Number of Equity Security Holders

                                            Number of Record Holders
               Title of Class                 (as of March 1, 1996)

              -----------------            ----------------------------------


          General Partner's Interests                   1

          Limited Partnership Interests               1,364



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


            The Company discontinued the payment of distributions in the second quarter of 1995. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1996. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating, financing and investing activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay distributions and pay its operating expenses, and meet its debt obligations in the next twelvemonths. The Company plans to repay the amount owed to the general partner over a three year period.


            At December 31, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

Item 7.      Financial Statements and Supplementary Data



INDEPENDENT AUDITORS' REPORT


The Partners
Enex Oil & Gas Income
  Program IV - Series 1, L.P.


We have audited the accompanying balance sheet of Enex Oil & Gas Income Program IV-Series 1, L.P. (a New Jersey limited partnership) as of December 31, 1995 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the general partner of Enex Oil & Gas Income Program IV- Series 1, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

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


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1996

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 1, L.P.

BALANCE SHEET, DECEMBER 31, 1995
------------------------------------------------------------------------------

ASSETS
                                                                      1995
                                                                --------------
CURRENT ASSETS:
  Cash                                                          $         754
  Accounts receivable - oil & gas sales                                20,845
  Other current assets                                                  1,111
                                                                --------------

Total current assets                                                   22,710
                                                                --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             3,290,121
  Less  accumulated depreciation and depletion                      2,972,537
                                                                --------------

Property, net                                                         317,584
                                                                --------------

TOTAL                                                           $     340,294
                                                                ==============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $       8,847
   Payable to general partner                                         118,795
                                                                --------------

Total current liabilities                                             127,642
                                                                --------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                   170,687
   General partner                                                     41,965
                                                                --------------

Total partners' capital                                               212,652
                                                                --------------

TOTAL                                                           $     340,294
                                                                ==============


Number of $500 Limited Partner units outstanding                        6,472



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 1, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995

---------------------------------------------------------------------------


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


             The Company's operating interests in oil and gas properties are recorded using the pro rata consolidation method pursuant to Interpretation 2 of Accounting Principles Board Opinion 18.


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

             Not applicable.

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

                                     ENEX OIL AND GAS INCOME PROGRAM IV -
                                         SERIES 1, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                               the General Partner




December 23, 1996                       By:     /s/   G. B. Eckley
                                              -------------------
                                                      G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.



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