Form 10QSB/A
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 1 LP
filed 1997-02-04
CIK 842832

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                   Amendment I


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


On April 2, 1996, the Company settled a property interest dispute on the Barnes Estate acquisition. In the settlement, the Company agreed to pay $6,500 to the plaintiff and convey 0.26% overriding royalty interest in the Barnes Estate #1 and #2 wells. Such conveyance should not have a material impact on the current or future revenues of the Company and, as such, should not have a material impact on the current or future results of operations, financial condition or liquidity of the Company.


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


                              ENEX OIL & GAS INCOME
                           PROGRAM IV - SERIES 1, L.P.
                                  (Registrant)



                          By:ENEX RESOURCES CORPORATION
                                 General Partner



                         By: /s/ R. E. Densford
                                 R. E. Densford
                            Vice President, Secretary
                          Treasurer and Chief Financial
                                     Officer





January 30, 1997           By:/s/ James A. Klein
                           -------------------
                                 James A. Klein
                              Controller and Chief
                               Accounting Officer