Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 1 LP
filed 1997-05-15
CIK 842832

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
--------------------------------------------------------------------------------

                                                                 MARCH 31,
ASSETS                                                              1997
                                                           ---------------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                     $             11,729
  Accounts receivable - oil & gas sales                                  12,708
  Other current assets                                                      797
                                                           ---------------------

Total current assets                                                     25,234
                                                           ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities               1,566,369
  Less  accumulated depreciation and depletion                        1,547,853
                                                           ---------------------

Property, net                                                            18,516
                                                           ---------------------


TOTAL                                                      $             43,750
                                                           =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                        $              6,664
   Payable to general partner                                            20,295
                                                           ---------------------

Total current liabilities                                                26,959
                                                           ---------------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                     (32,052)
   General partner                                                       48,843
                                                           ---------------------

Total partners' capital (deficit)                                        16,791
                                                           ---------------------

TOTAL                                                      $             43,750
                                                           =====================


Number of $500 Limited Partner units outstanding                          6,472




See accompanying notes to financial statements.
--------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------

(UNAUDITED)                                THREE MONTHS ENDED
                                     ----------------------------------------
                                        MARCH 31,              MARCH 31,
                                           1997                  1996
                                   -------------------    -------------------
REVENUES:
  Oil and gas sales                $           28,119       $         60,047
                                   -------------------    -------------------

EXPENSES:
  Depreciation and depletion                    1,097                  7,598
  Impairment of property                            -                254,366
  Lease operating expenses                      8,305                 18,510
  Production taxes                                990                  3,436
  General and administrative                    5,209                  6,799
                                   -------------------    -------------------

Total expenses                                 15,601                290,709
                                   -------------------    -------------------

INCOME (LOSS) FROM OPERATIONS                  12,518               (230,662)
                                   -------------------    -------------------

OTHER INCOME:
  Gain on sale of property                          -                  2,229
                                   -------------------    -------------------

NET INCOME (LOSS)                  $           12,518        $      (228,433)
                                   ===================    ===================



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 1, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
------------------------------------------------------------------------

                                                                                               PER $500
                                                                                               LIMITED
                                                                                               PARTNER
                                                     GENERAL              LIMITED             UNIT OUT-
                                 TOTAL               PARTNER              PARTNERS             STANDING
                             ---------------    -----------------    -----------------    -----------------

BALANCE, JANUARY 1, 1996      $     212,652         $     41,965     $        170,687     $             26

CASH DISTRIBUTIONS                   (9,268)                (927)              (8,341)                  (1)

NET INCOME                         (199,111)               6,445             (205,556)                 (32)
                             ---------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1996            4,273               47,483              (43,210)                  (7)

NET INCOME                           12,518                1,360               11,158                    2
                             ---------------    -----------------    -----------------    -----------------

BALANCE, MARCH 31, 1997       $      16,791         $     48,843     $        (32,052)(1) $             (5)
                             ===============    =================    =================    =================


(1)  Includes 1,112 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
-----------------------------------------------------------------------
                                       I-3

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------

(UNAUDITED)
                                                               THREE MONTHS ENDED
                                                         ------------------------------------------

                                                            MARCH 31,                MARCH 31,
                                                               1997                    1996
                                                       -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $           12,518           $     (228,433)
                                                       -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and depletion                                        1,097                    7,598
  Impairment of property                                                -                  254,366
  Gain on sale of property                                              -                   (2,229)
(Increase) decrease in:
  Accounts receivable - oil & gas sales                            11,674                  (12,483)
  Other current assets                                                452                      (39)
(Decrease) in:
   Accounts payable                                                (2,965)                  (5,044)
   Payable to general partner                                     (17,024)                 (50,488)
                                                       -------------------      -------------------

Total adjustments                                                  (6,766)                 191,681
                                                       -------------------      -------------------

Net cash provided (used) by operating activities                    5,752                  (36,752)
                                                       -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                                      -                   35,700
    Property credits - development costs                              320                      706
                                                       -------------------      -------------------

Net cash provided by investing activities                             320                   36,406
                                                       -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                     6,072                     (346)

CASH AT BEGINNING OF YEAR                                           5,657                      754
                                                       -------------------      -------------------

CASH AT END OF PERIOD                                  $           11,729            $         408
                                                       ===================      ===================



See accompanying notes to financial statements.
-------------------------------------------------------------------------------
                                       I-4

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

3. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

4. Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $35,700. The Company recognized a gain of $2,229 on the sale.

Item 2.            Management's Discussion and Analysis or Plan of Operation.

First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter decreased from $60,047 in 1996 to $28,119 in 1997. This represents a decrease of $31,928. Oil sales decreased by $19,002 or 79%. An 82% decline in oil production reduced sales by $19,623. This decrease was partially offset by a 14% increase in the average oil sales price. Gas sales decreased by $12,926 or 36%. A 53% decrease in gas production reduced sales by $18,980. This decrease was partially offset by a 35% increase in the average gas sales price. The decreases in oil and gas production were primarily due to the sale of the Credo acquisition in the first quarter of 1996, coupled with natural production declines, which were especially pronounced on the Barnes Estate acquisition. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $18,510 in the first quarter of 1996 to $8,305 in the first quarter of 1997. The decrease of $10,205 (55%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased from $7,598 in the first quarter of 1996 to $1,097 in the first quarter of 1997. This represents a decrease of $6,501 (86%). The changes in production, noted above, reduced depreciation and depletion expense by $4,653. A 63% decrease in the depletion rate reduced depreciation and depletion expense by an additional $1,848. The decrease in the depletion rate was primarily due to an upward revision of the oil and gas reserves during December 1996.

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

General and administrative expenses decreased from $6,799 in the first quarter of 1996 to $5,209 in the first quarter of 1997. This decrease of $1,590 (23%) is primarily due to $424 lower direct expenses incurred by the Company in 1997, coupled with less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production after the repayment of its debt obligations. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

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

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                     ENEX OIL & GAS INCOME
                                                     PROGRAM IV - 1, L.P.
                                                      --------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          --------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer





May 11, 1997                                     By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer